Form 10-Q
period 2025-06-30
Columbus Circle Capital Corp. I
filed 2025-08-13
CIK 2056263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-42653

COLUMBUS CIRCLE CAPITAL CORP I

(Exact name of registrant as specified in its charter)

Cayman Islands	99-3947168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, 24th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(646) 792-5600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CCCMU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CCCM	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CCCMW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2025, there were 25,705,000 Class A ordinary shares, par value $0.0001 per share, and 8,333,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLUMBUS CIRCLE CAPITAL CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three and Six Months Ended June 30, 2025 and For the Period from June 25, 2024 (inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity For the Three and Six Months Ended June 30, 2025 and For the Period from June 25, 2024 (inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current Assets
Cash	$1,003,946	$—
Prepaid expenses	224,651	15,343
Total current assets	1,228,597	15,343
Deferred offering costs	—	28,557
Long-term prepaid insurance	124,551	—
Marketable securities held in Trust Account	251,199,623	—
Total Assets	$252,552,771	$43,900

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity:
Current Liabilities
Accrued expenses	$579,443	$—
Promissory note - related party	—	42,444
Accrued offering expenses	85,000	—
Total current liabilities	664,443	42,444
Deferred legal fee	12,271	—
Total Liabilities	676,714	42,444

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 shares at a redemption value of $10.05 and $0 per share at June 30, 2025 and December 31, 2024, respectively	251,199,623	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 705,000 and no shares issued or outstanding, (excluding 25,000,000 and no shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	71	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 and 8,433,333 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	834	844
Additional paid-in capital	813,455	24,156
Accumulated deficit	(137,926)	(23,544)
Total Shareholders’ Equity	676,434	1,456
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$252,552,771	$43,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 25, 2024 (Inception) Through June 30,
	2025	2025	2024
General and administrative expenses	$891,633	$918,605	$—
Loss from operations	(891,633)	(918,605)	—

Other income (expense):
Share based compensation expense	(395,400)	(395,400)	—
Interest earned on marketable securities held in Trust Account	1,199,623	1,199,623	—
Total other income, net	804,223	804,223

Net loss	$(87,410)	$(114,382)	$—

Weighted average of redeemable ordinary shares outstanding	11,538,462	5,833,333	—

Basic and diluted net loss per ordinary share, redeemable ordinary shares	$(0.00)	$(0.01)	$—

Weighted average of non-redeemable ordinary shares outstanding (1)	8,120,256	7,731,166	8,433,333

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.00)	$(0.01)	$—

(1)	Included up to 1,100,000 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On May 19, 2025, an aggregate of 100,000 Class B ordinary shares were forfeited by the Sponsor, due to the partial exercise of the over-allotment option and the remaining balance of the over-allotment option being forfeited by the underwriters (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(23,544)	$1,456

Net loss	—	—	—	—	—	(26,972)	(26,972)

Balance – March 31, 2025	—	—	8,433,333	844	$24,156	(50,516)	(25,516)

Sale of 705,000 Private Placement Units	705,000	71	—	—	7,049,929	—	7,050,000

Fair Value of Public Warrants at issuance	—	—	—	—	3,125,000	—	3,125,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(96,817)	—	(96,817)

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Share-based compensation	—	—	—	—	395,400	—	395,400

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,684,223)	—	(9,684,223)

Net loss	—	—	—	—	—	(87,410)	(87,410)

Balance – June 30, 2025	705,000	$71	8,333,333	$834	$813,455	$(137,926)	$676,434

FOR THE PERIOD FROM JUNE 25, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class B Ordinary Shares		Additional Paid	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – June 25, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—

Balance – June 30, 2024	8,433,333	$844	$24,156	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from June 25, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(114,382)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through promissory note	30,800	—
Interest earned on marketable securities held in Trust Account	(1,199,623)	—
Share based compensation expense	395,400	—
Changes in operating assets and liabilities:
Prepaid expenses	(144,967)
Long term prepaid insurance	(124,551)	—
Accrued expenses	579,443	—
Deferred legal fee	12,271	—
Net cash used in operating activities	(565,609)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000	—
Proceeds from sale of Private Placement Units	7,050,000	—
Repayment of advances from related party	(48,285)	—
Repayment of promissory note - related party	(300,000)	—
Payment of offering costs	(732,160)	—
Net cash provided by financing activities	251,569,555	—

Net Change in Cash	1,003,946	—
Cash – Beginning of period	—	—
Cash – End of period	$1,003,946	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000	$—
Deferred offering costs paid through promissory note – related party	$150,812	$25,000
Deferred offering costs applied to prepaid expense	$75,944	$—
Forfeiture of Founder Shares	$10	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Columbus Circle Capital Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 25, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 25, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”, which is described below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Columbus Circle 1 Sponsor Corp LLC (the “Sponsor”).

The Registration Statement on Form S-1 (the “Registration Statement”) for the Company’s Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2025, as amended (File No. 333-286778), was declared effective on May 15, 2025. On May 19, 2025, the Company consummated the Initial Public Offering of 25,000,000 units at $10.00 per unit (the “Units”), including 3,000,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option (see Note 3), generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The balance of the over-allotment option of 300,000 Units has been forfeited by the underwriters and, as a result, an aggregate of 100,000 Class B ordinary shares have been forfeited by the Sponsor.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 705,000 units (the “Private Placement Units”), to the Sponsor and Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Clear Street LLC (“Clear Street”), as representatives of the several underwriters (the “Representatives”), at a price of $10.00 per unit, or $7,050,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (each, a “Private Placement Warrant”). Of the 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Transaction costs amounted to $5,456,417, consisting of $4,400,000 of cash underwriting fee and $1,056,417 of other offering costs. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on May 19, 2025, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a Trust Account (the “Trust Account”) and have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to any amounts that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares issued in the Initial Public Offering (the “Public Shares”) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law and the Company’s amended and restated memorandum and articles of association, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with any vote to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then issued Public Shares, subject to the limitations of applicable law and the amended and restated memorandum and articles of association. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity subsequent to the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to consummate the initial Business Combination. However, if the Company is unable to consummate its initial Business Combination within the Completion Window, the Company will cease all operations except for the purpose of winding up and as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Business Combination Agreement

On June 23, 2025 (the “Signing Date”), the Company, and ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), announced that the Company, ProCap BTC and ProCap Financial, Inc., a Delaware corporation (“Pubco”), entered into a definitive business combination agreement (as amended pursuant to the First Amendment to the Business Combination Agreement, dated July 28, 2025, the “Business Combination Agreement”), with Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc, d/b/a Professional Capital Management, a Delaware corporation (“Seller”, and collectively with the Company, ProCap BTC, Pubco and the other parties to the Business Combination Agreement, the “Parties”).

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the closing (the “Closing”) of the Proposed Transactions, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation (the “Conversion”), and (ii) upon the Closing, (x) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”), and each outstanding security of the Company immediately prior to the effective time of the SPAC Merger shall automatically be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, with non-redeeming Company shareholders receiving their pro rata share of an aggregate of 15% of the Adjustment Shares (as defined below), and (y) Company Merger Sub will merge with and into ProCap BTC, with ProCap BTC continuing as the surviving entity (the “Company Merger”, and together with SPAC Merger, the “Mergers”), and with the members of ProCap BTC (the “ProCap Holders”) receiving, in exchange for their membership interests in ProCap BTC, shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Stock”), including certain adjustment shares of Pubco Stock as described below. As a result of the Business Combination, the Company and ProCap BTC will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement.

In connection with the proposed Business Combination, (a) certain “qualified investors” (defined to include “qualified institutional buyers”, as defined in Rule 144A of the Securities Act, and institutional “accredited investors”, as defined in Rule 506 of Regulation D) (the “Preferred Equity Investors”) subscribed to purchase non-voting preferred units of ProCap BTC (“Preferred Units”) in a private placement of an aggregate amount of approximately $516.5 million of such Preferred Units (the “Preferred Equity Investment”), in consideration for which, at the Closing, the Preferred Equity Investors will receive shares of Pubco Common Stock at a ratio of 1.25 times the number of Preferred Units held by such investors as of immediately prior to the Company Merger Effective Time, as well as Adjustment Shares, if issued, as further described below, and (b) certain qualified investors (the “Convertible Note Investors”) entered into subscription agreements pursuant to which the Convertible Note Investors agreed to purchase convertible notes (“Convertible Notes”) issuable upon the Closing by Pubco, an aggregate principal amount of approximately $235 million (the “Convertible Note Financing” and, together with the Preferred Equity Investment and the Business Combination, the “Proposed Transactions”). Subscriptions to purchase Convertible Notes, which will have a 130% conversation rate, zero interest rate, and maturity of up to 36 months, will be funded prior to the issuance of the Convertible Notes in connection with the Closing (the “Issuance Date”). The Convertible Notes will be two (2) times collateralized by cash, cash equivalents or a portion of the bitcoin assets purchased with the proceeds from the transactions related to the Business Combination, as further described below; U.S. Bank National Trust, N.A. will serve as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. Proceeds from the Convertible Note Financing are expected to be utilized by Pubco for purposes of acquiring additional bitcoin (“Purchased Bitcoin”) for working capital purposes. Prior to the Closing, the Parties intend to take actions necessary for the Convertible Notes to have an associated 144A CUSIP number to facilitate the possibility of future post-Closing trading amongst QUIBS; however, the Convertible Notes are not expected to otherwise be registered or tradeable.

As consideration for the Company Merger, Seller, the holder of all of the common units of ProCap BTC (the “Common Units”), will receive 10,000,000 shares of Pubco Stock (such shares, the “Common Merger Consideration Shares”).

As consideration for the Company Merger, holders of the preferred units (the “Preferred Units”) of ProCap BTC (the “Preferred Unit Holders”) will receive an aggregate number of shares of Pubco Stock equal to: (i) the product of (A) the number of Preferred Units outstanding immediately prior to the Company Merger multiplied by (B) 1.25 plus (ii) eighty five percent (85%) of the Adjustment Shares (the “Preferred Merger Consideration Shares” and together with the Common Merger Consideration Shares, the “Merger Consideration Shares”). Each Preferred Unit Holder shall receive its pro rata share of the Preferred Merger Consideration Shares, based on the number of Preferred Units owned by such Preferred Unit Holder immediately prior to the Closing.

The “Adjustment Shares” refer to a number of shares of Pubco Stock equal to (i) the product of (A) (I) the quotient obtained by dividing (x) the price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant (the “Reference Rate”) for the ten (10)-day period ending on the third (3rd) business day prior to the Closing Date (the “Closing Bitcoin Price”), subject to a maximum price of $200,000 by (y) the time weighted average price for the period of time during which the Purchased Bitcoin (as defined below) was acquired (the “Signing Bitcoin Price”) (II) minus 1, multiplied by (B) $516.5 million, divided by (ii) $10.00.

ProCap BTC agreed to purchase bitcoin using the gross proceeds of the Preferred Equity Investment within fifteen (15) days following the Signing Date (the “Purchased Bitcoin”), with such Purchased Bitcoin to be placed into a custody account in accordance with a custody agreement by and between ProCap BTC and Anchorage Digital Bank, N.A., as custodian.

For more information regarding the Business Combination Agreement and the Proposed Transactions, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on June 24, 2025, June 27, 2025, July 24, 2025, and July 28, 2025, as well as the registration statement on Form S-4 to be filed by Pubco and the other filings that the Company and Pubco may make from time to time with the SEC.

Liquidity and Going Concern

The Company’s liquidity needs up to May 19, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At June 30, 2025, the Company had cash of $1,003,946 and working capital of $564,154.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Until the consummation of the Business Combination, the Company will be using the funds not held in the Trust Account for consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” management has determined the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed financial statements are available to be issued. Management plans to address this uncertainty through a business combination. The Company intends to complete the initial business combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 19, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 23, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,003,946 and $0 and did not have any cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2025, the assets held in the Trust Account of $251,199,623 were held in money market funds. At December 31, 2024, there was no amount held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to redemption were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ equity as the Public Warrants and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,125,000)
Class A ordinary shares issuance cost	(5,359,600)
Plus:
Accretion of carrying value to redemption value	9,684,223
Class A ordinary shares subject to possible redemption, June 30, 2025	$251,199,623

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial business combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 12,500,000 Public Warrants and 352,500 Private Placement Warrants outstanding as of June 30, 2025. There were no Public Warrants or Private Warrants outstanding as of December 31, 2024.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and six months ended June 30, 2025 and for the period from January 9, 2024 (inception) through June 30, 2024, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,852,500 Class A ordinary shares in the aggregate. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(51,304)	$(36,106)	$(49,189)	$(65,193)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,538,462	8,120,256	5,833,333	7,731,166
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	For the Period from June 25, 2024 (Inception) Through June 30,
	2024
	Redeemable	Non-redeemable
	Ordinary Shares	Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$-	$-

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	8,433,333
Basic and diluted net income per ordinary share	$-	$0.00

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering that closed on May 19, 2025, the Company sold 25,000,000 Units (including 3,000,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Representatives purchased an aggregate of 705,000 Private Placement Units at a price of $10.00 per Private Placement Unit. Of the 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. Each Unit consists of one public share and one-half of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will not expire except upon liquidation. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Warrants contained in the Private Placement Units are identical to the warrants sold in the Initial Public Offering except, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by CCM, Clear Street and their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On June 25, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 Class B ordinary shares (“Founder Shares”) to the Sponsor. In December 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. In May 2025, the Company issued an additional 766,666 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares. As a result, the Sponsor paid approximately $0.003 per Founder Share. Up to 1,100,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On May 19, 2025, an aggregate of 100,000 Class B ordinary shares were forfeited by the Sponsor, due to the partial exercise of the over-allotment option and the remaining balance of the over-allotment option being forfeited by the underwriters.

On May 15, 2025, the Sponsor sold membership interests equivalent to an aggregate of 200,000 Class B ordinary shares to four independent director nominees for approximately $0.003 per share. The sale of the Founders Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 200,000 shares granted to the Company’s directors was $396,000 or $1.98 per share, of which the directors paid $600 or $0.003 per share. As a result, the excess fair value of par value of $395,400 has been recorded as compensation expense on May 1, 2025, the date the shares were granted, as there are no service restrictions. The valuation was derived by multiplying the marketable value per Founder Share by the probability of a successful closing of an initial business combination. As of May 1, 2025, the marketable value per Founder Share was $9.89 and the probability of closing an initial business combination was 20%.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination; (iv) the Founder Shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company’s amended and restated memorandum and articles of association; and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Related Party Private Placement

Simultaneously with the closing of the Initial Public Offering, CCM, which is a related party to the Company, purchased an aggregate of 392,000 Private Placement Units at a price of $10.00 per Private Placement Unit.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company owed $0 and $42,444 to the Sponsor. Borrowings under the note are no longer available.

Administrative Services Agreement

On May 15, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2025, the Company incurred and paid $20,000 in fees for these services. For the period from June 25, 2024 (inception) through June 30, 2024, the Company did not incur any fee for these services.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025, and December 31, 2024, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, or the ongoing trade and tariff policy changes by the U.S. or other countries, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. CCM and Clear Street may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, CCM and Clear Street may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On May 19, 2025, the underwriters partially exercised their over-allotment option, purchasing 3,000,000 Units and forfeiting the remaining unexercised balance of 300,000 Units.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,400,000, which was paid upon the closing of the Initial Public Offering.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Business Combination Marketing Agreement

Additionally, the Company engaged CCM and Clear Street as advisors in connection with the Business Combination to assist in holding meetings with shareholders to discuss potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay CCM and Clear Street a cash fee for such services in the aggregate amount of up to $10,600,000 upon the consummation of the initial Business Combination. The amount of the fee payable to the underwriters will be based on the amount of funds remaining in the Trust Account after redemptions of the Public Shares As a result, CCM and Clear Street will not be entitled to such fee unless the Company consummates its initial Business Combination.

Note 7 — Shareholders’ Equity

Preference Shares — The authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025, and December 31, 2024, there were 705,000 and no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025, and December 31, 2024, there were 8,333,333 and 8,433,333 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all ordinary shares issued and outstanding upon the completion of the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares in the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in relation to or in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act (as revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Warrants — As of June 30, 2025, there were 12,500,000 Public Warrants and 352,500 Private Placement Warrants outstanding. At December 31, 2024, there were no Public Warrants and Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial business combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $3,125,000 or $0.25 per public warrant. The fair value of the Public Warrants was determined using the binomial lattice model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

May 19, 2025
Volatility	10.0%
Risk free rate	4.1%
Dividend yield	0.0%
Asset price	$9.99
Exercise price	$11.50
Term	5.5
Probability of business combination	20.0%

NOTE 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed statements of operations as net loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	June 30,	December 31,
	2025	2024
Cash and marketable securities held in Trust Account	$251,199,623	$—
Cash	$1,003,946	$—

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from June 25, 2024 (Inception) Through June 30, 2024
General and administrative expenses	$891,633	$918,605	$-
Interest earned on marketable securities held in Trust Account	$1,199,623	$1,199,623	$-

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on June 25, 2024 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrant, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

In 2024, the SEC adopted additional rules and regulations relating to SPACs (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, activities and management team. The 2024 SPAC Rules may materially affect our ability to complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

Business Combination Agreement

On June 23, 2025 (the “Signing Date”), the Company, and ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), announced that the Company, ProCap BTC and ProCap Financial, Inc., a Delaware corporation (“Pubco”), entered into a definitive business combination agreement (as amended pursuant to the First Amendment to the Business Combination Agreement, dated July 28, 2025, the “Business Combination Agreement”), with Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc, d/b/a Professional Capital Management, a Delaware corporation (“Seller”, and collectively with the Company, ProCap BTC, Pubco and the other parties to the Business Combination Agreement, the “Parties”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the closing (the “Closing”) of the Proposed Transactions, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation (the “Conversion”), and (ii) upon the Closing, (x) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”), and each outstanding security of the Company immediately prior to the effective time of the SPAC Merger shall automatically be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, with non-redeeming Company shareholders receiving their pro rata share of an aggregate of 15% of the Adjustment Shares (as defined below), and (y) Company Merger Sub will merge with and into ProCap BTC, with ProCap BTC continuing as the surviving entity (the “Company Merger”, and together with SPAC Merger, the “Mergers”), and with the members of ProCap BTC (the “ProCap Holders”) receiving, in exchange for their membership interests in ProCap BTC, shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Stock”), including certain adjustment shares of Pubco Stock as described below. As a result of the Business Combination, the Company and ProCap BTC will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement.

In connection with the proposed Business Combination, (a) certain “qualified investors” (defined to include “qualified institutional buyers”, as defined in Rule 144A of the Securities Act, and institutional “accredited investors”, as defined in Rule 506 of Regulation D) (the “Preferred Equity Investors”) subscribed to purchase non-voting preferred units of ProCap BTC (“Preferred Units”) in a private placement of an aggregate amount of approximately $516.5 million of such Preferred Units (the “Preferred Equity Investment”), in consideration for which, at the Closing, the Preferred Equity Investors will receive shares of Pubco Common Stock at a ratio of 1.25 times the number of Preferred Units held by such investors as of immediately prior to the Company Merger Effective Time, as well as Adjustment Shares, if issued, as further described below, and (b) certain qualified investors (the “Convertible Note Investors”) entered into subscription agreements pursuant to which the Convertible Note Investors agreed to purchase convertible notes (“Convertible Notes”) issuable upon the Closing by Pubco, an aggregate principal amount of approximately $235 million (the “Convertible Note Financing” and, together with the Preferred Equity Investment and the Business Combination, the “Proposed Transactions”). Subscriptions to purchase Convertible Notes, which will have a 130% conversation rate, zero interest rate, and maturity of up to 36 months, will be funded prior to the issuance of the Convertible Notes in connection with the Closing (the “Issuance Date”). The Convertible Notes will be two (2) times collateralized by cash, cash equivalents or a portion of the bitcoin assets purchased with the proceeds from the transactions related to the Business Combination, as further described below; U.S. Bank National Trust, N.A. will serve as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. Proceeds from the Convertible Note Financing are expected to be utilized by Pubco for purposes of acquiring additional bitcoin (“Purchased Bitcoin”) for working capital purposes. Prior to the Closing, the Parties intend to take actions necessary for the Convertible Notes to have an associated 144A CUSIP number to facilitate the possibility of future post-Closing trading amongst QUIBS; however, the Convertible Notes are not expected to otherwise be registered or tradeable.

As consideration for the Company Merger, Seller, the holder of all of the common units of ProCap BTC (the “Common Units”), will receive 10,000,000 shares of Pubco Stock (such shares, the “Common Merger Consideration Shares”).

As consideration for the Company Merger, holders of the preferred units (the “Preferred Units”) of ProCap BTC (the “Preferred Unit Holders”) will receive an aggregate number of shares of Pubco Stock equal to: (i) the product of (A) the number of Preferred Units outstanding immediately prior to the Company Merger multiplied by (B) 1.25 plus (ii) eighty five percent (85%) of the Adjustment Shares (the “Preferred Merger Consideration Shares” and together with the Common Merger Consideration Shares, the “Merger Consideration Shares”). Each Preferred Unit Holder shall receive its pro rata share of the Preferred Merger Consideration Shares, based on the number of Preferred Units owned by such Preferred Unit Holder immediately prior to the Closing.

The “Adjustment Shares” refer to a number of shares of Pubco Stock equal to (i) the product of (A) (I) the quotient obtained by dividing (x) the price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant (the “Reference Rate”) for the ten (10)-day period ending on the third (3rd) business day prior to the Closing Date (the “Closing Bitcoin Price”), subject to a maximum price of $200,000 by (y) the time weighted average price for the period of time during which the Purchased Bitcoin (as defined below) was acquired (the “Signing Bitcoin Price”) (II) minus 1, multiplied by (B) $516.5 million, divided by (ii) $10.00.

ProCap BTC agreed to purchase bitcoin using the gross proceeds of the Preferred Equity Investment within fifteen (15) days following the Signing Date (the “Purchased Bitcoin”), with such Purchased Bitcoin to be placed into a custody account in accordance with a custody agreement by and between ProCap BTC and Anchorage Digital Bank, N.A., as custodian.

For more information regarding the Business Combination Agreement and the Proposed Transactions, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on June 24, 2025, June 27, 2025, July 24, 2025, and July 28, 2025, as well as the registration statement on Form S-4 to be filed by Pubco and the other filings that the Company and Pubco may make from time to time with the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 25, 2024 (inception) through June 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company and negotiating the terms of a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $87,410, which consists of operating costs of $891,633 and share based compensation expense of $395,400, offset by interest income on marketable securities held in the Trust Account of $1,199,623.

For the six months ended June 30, 2025, we had a net loss of $114,382, which consists of operating costs of $918,605 and share based compensation expense of $395,400, offset by interest income on marketable securities held in the Trust Account of $1,199,623.

For the period from June 25, 2024 (inception) through June 30, 2024, we had no income or loss.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Going Concern

On May 19, 2025, we consummated the Initial Public Offering of 25,000,000 units at $10.00 per Units, including 3,000,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of an aggregate of 705,000 Private Placement Units, to the Sponsor and Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Clear Street LLC (“Clear Street”), as representatives of the several underwriters (the “Representatives”), at a price of $10.00 per unit, or $7,050,000 in the aggregate.

Following the Initial Public Offering, a total of $250,000,000 was placed in the Trust Account. We incurred $5,456,417, consisting of $4,400,000 of cash underwriting fee and $1,056,417 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $565,609. Net loss of $110,031 was affected by payment of operation costs through promissory note of $30,800, interest earned on marketable securities held in the Trust Account of $1,199,623 and share based compensation expense of $395,400. Changes in operating assets and liabilities provided $317,845 of cash for operating activities.

For the period from June 25, 2024 (inception) through June 30, 2024, cash used in operating activities was $0.

As of June 30, 2025, we had marketable securities held in the Trust Account of $251,199,623 (including approximately $1,199,623 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,003,946 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Until the consummation of the Business Combination, we will be using the funds held outside the Trust Account for consummating the Business Combination.

We have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” management has determined the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed financial statements are available to be issued. Management plans to address this uncertainty through a business combination. The Company intends to complete the initial business combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on May 15, 2025, and until completion of the Business Combination or liquidation, we reimburse an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative services as may be reasonably required pursuant to the Administrative Services Agreement.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,400,000, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company engaged CCM and Clear Street as advisors in connection with the Business Combination to assist in holding meetings with shareholders to discuss potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay CCM and Clear Street a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to $9,800,000. As a result, CCM and Clear Street will not be entitled to such fee unless the Company consummates its initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which management consider in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

We historically had two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from loss per share as the redemption value approximates fair value. We have not considered the effect of the warrants in the calculation of diluted net loss per share, if any, since their exercise is contingent upon future events. As a result, diluted net loss per share of ordinary shares is the same as basic net loss per share of ordinary shares.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus, dated as May 19, 2025. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risks could arise that may also affect our business or our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering, we consummated the private sale of an aggregate of 705,000 Private Placement Units, to the Sponsor and Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), and Clear Street LLC (“Clear Street”), as representatives of the several underwriters (the “Representatives”), at a price of $10.00 per unit, or $7,050,000 in the aggregate. Each Unit consists of one public share and one-half of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments. The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 19, 2025, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 3,000,000 Units for gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The balance of the over-allotment option of 300,000 Units has been forfeited by the underwriters and, as a result, an aggregate of 100,000 Class B ordinary shares have been forfeited by the Sponsor.

Use of Proceeds

On May 19, 2025, the Company consummated the Initial Public Offering of 25,000,000 Units, including 3,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant of the Company with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $25,000,000. CCM and Clear Street acted as representatives of the underwriter. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 705,000 Private Placement Units at a purchase price of $10.00 per Private Placement Units, generating gross proceeds of $7,050,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant. Of the 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Upon the closing of the Initial Public Offering on May 19, 2025, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a Trust Account and have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. The specific investments in our Trust Account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Initial Public Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 15, 2025, by and between the Company and the Representatives, as representatives of the several underwriters.(1)
1.2	Business Combination Marketing Agreement, dated May 15, 2025, by and between the Company and the Representatives.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
4.1	Warrant Agreement, dated May 15, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Investment Management Trust Agreement, May 15, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2	Registration Rights Agreement, dated May 15, 2025, by and among the Company and certain security holders.(1)
10.3	Sponsor Private Placement Units Purchase Agreement, dated May 15, 2025, by and between the Company and the Sponsor.(1)
10.4	Representatives’ Private Placement Units Purchase Agreement, dated May 15, 2025, by and between the Company and the Representatives. (1)
10.5	Letter Agreement, dated May 15, 2025, by and among the Company, its officers, directors, and the Sponsor. (1)
10.6	Administrative Services Agreement, dated May 15, 2025, by and between the Company and Cohen & Company, LLC, an affiliate of the Sponsor.
10.7	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-286778), filed by the Company on May 9, 2025). (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 20, 2025 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS CIRCLE CAPITAL CORP I

Date: August 13, 2025	By:	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer

Date: August 13, 2025	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer