Form 10-Q
period 2025-09-30
Columbus Circle Capital Corp. I
filed 2025-11-14
CIK 2056263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BRRWU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BRR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	BRRWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 25,705,000 Class A ordinary shares, par value $0.0001 per share, and 8,333,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLUMBUS CIRCLE CAPITAL CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the (i) Three and Nine Months Ended September 30, 2025, (ii) Three Months Ended September 30, 2024 and (iii) Period from June 25, 2024 (Inception) Through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the (i) Three and Nine Months Ended September 30, 2025, (ii) Three Months Ended September 30, 2024 and (iii) Period from June 25, 2024 (Inception) Through September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the (i) Nine Months Ended September 30, 2025 and (ii) Period from June 25, 2024 (Inception) Through September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current Assets
Cash	$190,655	$—
Prepaid expenses	194,280	15,343
Total current assets	384,935	15,343
Deferred offering costs	—	28,557
Long-term prepaid insurance	88,965	—
Marketable securities held in Trust Account	253,824,027	—
Total Assets	$254,297,927	$43,900

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current Liabilities
Accrued expenses	$27,475	$—
Promissory note - related party	—	42,444
Accrued offering expenses	85,000	—
Total current liabilities	112,475	42,444
Deferred legal fee	684,067	—
Total Liabilities	796,542	42,444

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,000,000 shares at a redemption value of $10.15 and $0 per share at September 30, 2025 and December 31, 2024, respectively	253,824,027	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 705,000 and no shares issued or outstanding, (excluding 25,000,000 and no shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	71	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 and 8,433,333 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	834	844
Additional paid-in capital	813,455	24,156
Accumulated deficit	(1,137,002)	(23,544)
Total Shareholders’ Deficit	(322,642)	1,456
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$254,297,927	$43,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 25, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$999,076	$4,261	$1,917,681	$13,124
Loss from operations	(999,076)	(4,264)	(1,917,681)	(13,124)

Other income:
Share based compensation expense	―	—	(395,400)	—
Interest earned on marketable securities held in Trust Account	2,624,404	—	3,824,027	—
Total other income, net	2,624,404	—	3,428,627	—

Net income/(loss)	$1,625,328	$(4,261)	$1,510,946	$(13,124)

Weighted average of redeemable ordinary shares outstanding	25,000,000	—	12,316,176	—

Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.05	—	$0.07	$—

Weighted average of non-redeemable ordinary shares outstanding (1)	9,038,333	7,433,333	8,173,296	7,433,333

Basic net income(loss) per ordinary share, non-redeemable ordinary shares	$0.05	(0.00)	$0.07	$(0.00)

Weighted average of non-redeemable ordinary shares outstanding (1)	9,038,333	7,433,333	9,038,333	7,433,333

Basic net income(loss) per ordinary share, non-redeemable ordinary shares	$0.05	(0.00)	$0.07	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(23,544)	$1,456

Net loss	—	—	—	—	—	(26,972)	(26,972)

Balance – March 31, 2025	—	—	8,433,333	844	$24,156	(50,516)	(25,516)

Sale of 705,000 Private Placement Units	705,000	71	—	—	7,049,929	—	7,050,000

Fair Value of Public Warrants at issuance	—	—	—	—	3,125,000	—	3,125,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(96,817)	—	(96,817)

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Share-based compensation	—	—	—	—	395,400	—	395,400

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,684,223)	—	(9,684,223)

Net loss	—	—	—	—	—	(87,410)	(87,410)

Balance – June 30, 2025	705,000	$71	8,333,333	$834	$813,455	$(137,926)	$676,434

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	―	(2,624,404)	(2,624,404)

Net income	—	—	—	—	—	1,625,328	1,625,328

Balance – September 30, 2025	705,000	$71	8,333,333	$834	$813,455	$(1,137,002)	$(322,642)

FOR THE PERIOD FROM JUNE 25, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class B Ordinary Shares		Additional Paid	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – June 25, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	8,433,333	844	24,156	—	25,000

Net loss	—	—	—	(8,863)	(8,863)

Balance – June 30, 2024	8,433,333	$844	$24,156	$(8,863)	$16,137

Net loss	—	—	—	(4,261)	(4,261)

Balance – September 30, 2024	8,433,333	$844	$24,156	$(13,124)	$11,876

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 25, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,510,946	$(13,124)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid through promissory note - related party	—	10,784
Operating costs paid through promissory note - related party	—	2,340
Payment of operation costs through promissory note	30,800	—
Interest earned on marketable securities held in Trust Account	(3,824,027)	—
Share based compensation expense	395,400	—
Changes in operating assets and liabilities:
Prepaid expenses	(114,596)
Long term prepaid insurance	(88,965)	—
Accrued expenses	27,475	—
Deferred legal fee	684,067	—
Net cash used in operating activities	(1,378,900)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000	—
Proceeds from sale of Private Placement Units	7,050,000	—
Repayment of advances from related party	(48,285)	—
Repayment of promissory note - related party	(300,000)	—
Payment of offering costs	(732,160)	—
Net cash provided by financing activities	251,569,555	—

Net Change in Cash	190,655	—
Cash – Beginning of period	—	—
Cash – End of period	$190,655	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000	$—
Deferred offering costs paid through promissory note – related party	$150,812	$25,000
Deferred offering costs applied to prepaid expense	$75,944	$—
Forfeiture of Founder Shares	$10	$—
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares		$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 25, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”, which is described below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 705,000 units (the “Private Placement Units”), to the Sponsor and Company and Cohen & Company Capital Markets (“CCM”), a division of Cohen & Company Securities, LLC (formerly known as J.V.B. Financial Group, LLC), and Clear Street LLC (“Clear Street”), as representatives of the several underwriters (the “Representatives”), at a price of $10.00 per unit, or $7,050,000 in the aggregate (the “Private Placement”). Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (each, a “Private Placement Warrant”). Of the 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Upon the closing of the Initial Public Offering on May 19, 2025, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a Trust Account (the “Trust Account”) and have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to any amounts that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Class A ordinary shares issued in the Initial Public Offering (the “Public Shares”) if the Company is unable to complete the initial Business Combination by May 19, 2027, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors (the “Board”) may approve (the “Completion Window”), subject to applicable law and the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”), or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Company’s Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with any vote to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then issued Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity subsequent to the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Sponsor, officers and directors have entered into a letter agreement with the Company, dated May 15, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Business Combination Agreement with ProCap BTC, LLC

On June 23, 2025 (the “Signing Date”), the Company, and ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), announced that the Company, ProCap BTC and ProCap Financial, Inc., a Delaware corporation (“Pubco”), entered into a definitive business combination agreement (as amended pursuant to the First Amendment to the Business Combination Agreement, dated July 28, 2025, the “ProCap Business Combination Agreement”), with Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc, d/b/a Professional Capital Management, a Delaware corporation (“Seller”, and collectively with the Company, ProCap BTC, Pubco and the other parties to the ProCap Business Combination Agreement, the “Parties”, and transactions contemplated by the ProCap Business Combination Agreement, the “ProCap Business Combination”).

Pursuant to the ProCap Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the closing (the “Closing”) of the Proposed Transactions (as defined below), the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation (the “Conversion”), and (ii) upon the Closing, (x) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”), and each outstanding security of the Company immediately prior to the effective time of the SPAC Merger shall automatically be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, with non-redeeming Company shareholders receiving their pro rata share of an aggregate of 15% of the Adjustment Shares (as defined below), and (y) Company Merger Sub will merge with and into ProCap BTC, with ProCap BTC continuing as the surviving entity (the “Company Merger”, and together with SPAC Merger, the “Mergers”), and with the members of ProCap BTC (the “ProCap Holders”) receiving, in exchange for their membership interests in ProCap BTC, shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Stock”), including certain adjustment shares of Pubco Stock as described below. As a result of the ProCap Business Combination, the Company and ProCap BTC will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the ProCap Business Combination Agreement.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

In connection with the proposed ProCap Business Combination, (a) certain “qualified investors” (defined to include “qualified institutional buyers”, as defined in Rule 144A of the Securities Act, and institutional “accredited investors”, as defined in Rule 506 of Regulation D) (the “Preferred Equity Investors”) subscribed to purchase non-voting preferred units of ProCap BTC (“Preferred Units”) in a private placement of an aggregate amount of approximately $516.5 million of such Preferred Units (the “Preferred Equity Investment”), in consideration for which, at the Closing, the Preferred Equity Investors will receive shares of Pubco Common Stock at a ratio of 1.25 times the number of Preferred Units held by such investors as of immediately prior to the Company Merger Effective Time, as well as Adjustment Shares, if issued, as further described below, and (b) certain qualified investors (the “Convertible Note Investors”) entered into subscription agreements pursuant to which the Convertible Note Investors agreed to purchase convertible notes (“Convertible Notes”) issuable upon the Closing by Pubco, an aggregate principal amount of approximately $235 million (the “Convertible Note Financing” and, together with the Preferred Equity Investment and the ProCap Business Combination, the “Proposed Transactions”). Subscriptions to purchase Convertible Notes, which will have a 130% conversation rate, zero interest rate, and maturity of up to 36 months, will be funded prior to the issuance of the Convertible Notes in connection with the Closing (the “Issuance Date”). The Convertible Notes will be two (2) times collateralized by cash, cash equivalents or a portion of the bitcoin assets purchased with the proceeds from the transactions related to the Business Combination, as further described below; U.S. Bank National Trust, N.A. will serve as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. Proceeds from the Convertible Note Financing are expected to be utilized by Pubco for purposes of acquiring additional bitcoin (“Purchased Bitcoin”) for working capital purposes. Prior to the Closing, the Parties intend to take actions necessary for the Convertible Notes to have an associated 144A CUSIP number to facilitate the possibility of future post-Closing trading amongst QUIBS; however, the Convertible Notes are not expected to otherwise be registered or tradeable.

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

On July 28, 2025, the Parties entered into the First Amendment to the ProCap Business Combination Agreement (the “First Amendment”) to amend the ProCap Business Combination Agreement to: (i) reallocate 15% of the Adjustment Shares (which are a certain number of shares of common stock, par value $0.001 per share, of Pubco (“Pubco Common Stock”), to be determined based upon a multiple of $516.5 million and the percentage change in the price of Bitcoin between the execution of the ProCap Business Combination Agreement and the closing, as set forth in and based upon the terms and conditions of the ProCap Business Combination Agreement, which were originally to be delivered to the holders of common units of ProCap BTC pursuant to the ProCap Business Combination Agreement, to non-redeeming Public Shareholders of the Company; and (ii) to correct scrivener’s errors in the ProCap Business Combination Agreement.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

For more information regarding the ProCap Business Combination Agreement and the Proposed Transactions, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on June 24, 2025, June 27, 2025, July 24, 2025, and July 28, 2025, as well as the registration statement on Form S-4 initially filed by Pubco on September 18, 2025 (the “ProCap Registration Statement”), the Company’s definitive proxy statement filed with the SEC on November 12, 2025, and the other filings that the Company and Pubco may make from time to time with the SEC.

Liquidity and Going Concern

The Company’s liquidity needs up to May 19, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “IPO Promissory Note”, see Note 5). At September 30, 2025, the Company had cash of $190,655 and working capital of $272,460.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” (“ASC 205-40”), Management has determined the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed financial statements are available to be issued. Management plans to address this uncertainty through a business combination. The Company intends to complete the initial business combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 19, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 23, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $190,655 and $0 and did not have any cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2025, the assets held in the Trust Account of $253,824,027 were held in money market funds. At December 31, 2024, there was no amount held in the Trust Account.

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,125,000)
Class A ordinary shares issuance cost	(5,359,600)
Plus:
Accretion of carrying value to redemption value	9,684,223
Class A ordinary shares subject to possible redemption, June 30, 2025	$251,199,623
Plus:
Accretion of carrying value to redemption value	2,624,404
Class A ordinary shares subject to possible redemption, September 30, 2025	$253,824,027

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

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 12,500,000 Public Warrants and 352,500 Private Placement Warrants outstanding as of September 30, 2025. There were no Public Warrants or Private Warrants outstanding as of December 31, 2024.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and nine months ended September 30, 2025 and for the period from June 25, 2024 (inception) through September 30, 2024, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,852,500 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,193,748	$431,580	$908,226	$602,720

Denominator:
Basic weighted average ordinary shares outstanding	25,000,000	9,038,333	12,316,176	8,173,296
Basic net income per ordinary share	$0.05	$0.05	$0.07	$0.07

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,193,748	$431,580	$871,435	$639,511

Denominator:
Diluted weighted average ordinary shares outstanding	25,000,000	9,038,333	12,316,176	9,038,333
Diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

	For the Three Months Ended		For the Period from June 25, 2024 (Inception) Through
	September 30, 2024		September 30, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$-	$(4,261)	$-	$(13,124)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	7,433,333	-	7,433,333
Basic and diluted net income per ordinary share	$-	$(0.00)	$-	$(0.00)

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Representatives purchased an aggregate of 705,000 Private Placement Units at a price of $10.00 per Private Placement Unit. Of the 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. Each Unit consists of one Public Share and one-half of one Private Placement Warrant. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will not expire except upon liquidation. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Private Placement Warrants contained in the Private Placement Units are identical to the warrants sold in the Initial Public Offering except, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by CCM, Clear Street and their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify the (1) substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company has not consummated an initial business combination within the Completion Window or (2) any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination; (iv) the Founder Shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Related Party Private Placement

Simultaneously with the closing of the Initial Public Offering, CCM, which is a related party to the Company, purchased an aggregate of 392,000 Private Placement Units at a price of $10.00 per Private Placement Unit.

IPO Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company owed $0 and $42,444 to the Sponsor pursuant to the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

On May 15, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services. For the period from June 25, 2024 (inception) through September 30, 2024, the Company did not incur any fee for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2025, and December 31, 2024, no such Working Capital Loans were outstanding.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to the Registration Rights Agreement, dated May 15, 2025, by and between the Company and certain security holders (the “Registration Rights Agreement”). These holders are entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. CCM and Clear Street may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, CCM and Clear Street may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering.

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

Deferred Legal Fees

The Company engaged legal counsel to provide legal services, and the legal counsel agreed to defer a portion of its fees. The deferred fee will become payable solely in the event that the Company completes a Business Combination. For the years ended September 30, 2025 and December 31, 2024, the Company recorded deferred legal fees of approximately $0.7 million and $0, in connection with such services, respectively. There can be no assurance that the Company will complete a Business Combination, including the ProCap Business Combination.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025, and December 31, 2024, there were 705,000 and no shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025, and December 31, 2024, there were 8,333,333 and 8,433,333 Class B ordinary shares issued and outstanding.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (as revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Warrants

As of September 30, 2025, there were 12,500,000 Public Warrants and 352,500 Private Placement Warrants outstanding. At December 31, 2024, there were no Public Warrants and Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

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

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

	September 30,	December 31,
	2025	2024
Cash and marketable securities held in Trust Account	$253,824,027	$—
Cash	$190,655	$—

COLUMBUS CIRCLE CAPITAL CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

	For the Three Months Ended September 30, 2025	For the NineMonths Ended September 30, 2025	For the Period from June 25, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$999,076	$1,917,681	$13,124
Interest earned on marketable securities held in Trust Account	$2,624,404	$3,824,027	$-

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Report”), including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, business strategy and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on June 25, 2024 and formed for the purpose of effecting a Business Combination. Our Sponsor is Columbus Circle 1 Sponsor Corp LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the ProCap Business Combination, will be successful.

Our Registration Statement became effective on May 15, 2025. On May 19, 2025, we consummated our Initial Public Offering of 25,000,000 Units, including 3,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the sale of an aggregate of 705,000 Private Placement Units to the Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of 7,050,000. Of those 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. The Private Placement Units and underlying securities  are identical to the Units, except as otherwise disclosed in the Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $250,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 19, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Completion Window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on the Global Market tier of the Nasdaq Stock Market LLC (“Nasdaq”). In addition, the continued listing rules of Nasdaq, as they exist as of the date of this Report (the “Nasdaq Rules”), currently require special purpose acquisition companies (“SPAC”) such as us to complete their initial Business Combination within 36 months following the effectiveness of their initial public offering registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Business Combination Agreement with ProCap BTC LLC

On June 23, 2025, we entered into the ProCap Business Combination Agreement with (i) ProCap BTC and (ii) Pubco, (iii) SPAC Merger Sub, (iv) Company Merger Sub and (iv) the Seller.

Pursuant to the ProCap Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the Closing of the Proposed Transactions, we will de-register from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation, and (ii) upon the Closing, (x) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity, and each outstanding security of our Company immediately prior to the effective time of the SPAC Merger shall automatically be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, with our non-redeeming shareholders receiving their pro rata share of an aggregate of 15% of the Adjustment Shares, and (y) Company Merger Sub will merge with and into ProCap BTC, with ProCap BTC continuing as the surviving entity, and with the ProCap Holders receiving, in exchange for their membership interests in ProCap BTC, shares of Pubco Stock, including certain adjustment shares of Pubco Stock as described in the ProCap Business Combination Agreement. As a result of the ProCap Business Combination, our Company and ProCap BTC will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the ProCap Business Combination Agreement.

For more information regarding the ProCap Business Combination Agreement and the ProCap Business Combination, see our filings with the SEC, including our Current Reports on Form 8-K filed with the SEC on June 24, 2025, June 27, 2025, July 24, 2025, and July 28, 2025, respectively, as well as the ProCap Registration Statement, our definitive proxy statement filed with the SEC on November 12, 2025, and the other filings that the Company and Pubco may make from time to time with the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 25, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the ProCap Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,625,328, which consists of interest income on marketable securities held in the Trust Account of $2,624,404 offset by operating costs of $999,076.

For the nine months ended September 30, 2025, we had net income of $1,510,946, which consists of interest income on marketable securities held in the Trust Account of $3,824,027, offset by operating costs of $1,917,681 and share-based compensation expense of $395,400.

For the period from June 25, 2024 (inception) through September 30, 2024, we had a net loss of $13,124.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the partial exercise of the underwriters’ over-allotment option, and the Private Placement, a total of $250,000,000 was placed in the Trust Account. We incurred $5,456,417, consisting of $4,400,000 of cash underwriting fee and $1,056,417 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $1,378,900. Net income of $1,510,946 was affected by interest earned on marketable securities held in the Trust Account of $3,824,027, share based compensation expense of $395,400 and payment of operation costs through the IPO Promissory Note of $30,800. Changes in operating assets and liabilities provided $507,981 of cash for operating activities.

For the period from June 25, 2024 (inception) through September 30, 2024, cash used in operating activities was $0.

As of September 30, 2025, we had marketable securities held in the Trust Account of approximately $253,824,027 (including approximately $3,824,027 of interest income) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash of $190,655 outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside the Trust Account.

Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $300,000 was fully repaid upon the consummation of our Initial Public Offering on May 19, 2025. As of September 30, 2025 and December 31, 2024, we owed $0 and $42,444 to the Sponsor pursuant to the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we may repay such Working Capital Loans. In the event that a Business Combination does not close, we will use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025 and December 31, 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

We have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” were issued.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” were issued. Management plans to address this uncertainty through a Business Combination. We intend to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Completion Window. The unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on May 15, 2025, and until completion of the Business Combination or liquidation, we reimburse an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative services as may be reasonably required. For the three and nine months ended September 30, 2025, we incurred and paid $30,000 and $50,000, respectively, in fees for these services. For the period from June 25, 2024 (inception) through September 30, 2024, we did not incur any fee for these services.

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

Business Combination Marketing Agreement

We engaged the Representatives as advisors in connection with the Business Combination to assist in holding meetings with shareholders to discuss potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities and assist us with press releases and public filings in connection with the Business Combination. We will pay the Representatives a cash fee for such services upon the consummation of the initial Business Combination in an amount up to $10,600,000. As a result, the Representatives will not be entitled to such fee unless we consummate the initial Business Combination.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Registration Statement. In addition, the Representatives may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Completion Window. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Completion Window.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. As of September 30, 2025, except for the fair value determination of the Public Warrants related to our Initial Public Offering, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260. Net income (loss) per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per ordinary share and allocate net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to ProCap BTC and the ProCap Business Combination, please see the ProCap Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering, we completed the sale of an aggregate of 705,000 Private Placement Units to the Sponsor and the Representatives in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,050,000. Of those 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Units, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

 Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	First Amendment to the Business Combination Agreement, dated as of July 28, 2025, by and between the Company, ProCap Financial, Inc., Crius SPAC Merger Sub, Inc., Crius Merger Sub, LLC, ProCap BTC, LLC and Inflection Points Inc.(1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 28, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS CIRCLE CAPITAL CORP I

Dated: November 13, 2025	By:	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)